Form 10-K
period 2001-12-31
ACE SECURITIES CORP RV & MARINE TRUST 2001-RV1
filed 2002-03-29
CIK 1143991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to______


Commission file number 333-45458-03
                       ------------

                  Ace Securities Corp. (as depositor under the
             Trust Agreement, dated as of June 1, 2001, which forms
                Ace Securities Corp. RV & Marine Trust 2001-RV1)

                 Ace Securities Corp. RV & Marine Trust 2001-RV1
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                       N/A
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

   300 East Delaware Avenue
     Wilmington, Delaware                                   19801
-------------------------------                ---------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:   (801) 246-8389
                                                      --------------

        Securities registered pursuant to Section 12 (b) of the Act: None
                                                                     ----

        Securities registered pursuant to Section 12 (g) of the Act: None
                                                                     ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable
                                                 --------------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: Not applicable
                                                  --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                      * * *

         This Annual Report on Form 10-K (the "Report") is filed with respect to Ace Securities Corp. RV & Marine Trust 2001-RV1 (the "Trust"), a trust formed pursuant to a Trust Agreement, dated as of June 1, 2001 (the "Trust Agreement"), between Ace Securities Corp. (referred to herein as the "Company") and U.S. Bank Trust National Association, as owner trustee (the "Owner Trustee"). The only business of the Trust is the collection and distribution of payments on vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-45458). The Trust issued $311,153,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4, A-5, B, C and D (the "Notes") pursuant to an Indenture, dated as of June 1, 2001 (the "Indenture"), between the Trust and The Chase Manhattan Bank, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of Securities and Exchange Commission to other companies in similar circumstances.

PART I


ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Indenture Trustee, the Owner Trustee, Wells Fargo Bank, N.A, as Servicer, Wells Fargo Bank Minnesota, N.A., Wells Fargo Bank New Mexico, N.A. or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of noteholders, and no noteholder consent was solicited during the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) There is no established trading market for the Notes issued by the Trust.

        (b) As of December 31, 2001, there were less than 300 holders of record of all classes of Notes.

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

         (1)  Not applicable.

         (2)  Not applicable.

         (3)  The required exhibits are as follows:

         EXHIBIT
         NUMBER                             DOCUMENT DESCRIPTION
         -------                            --------------------

         3.1        Restated Certificate of Incorporation of Ace Securities
                    Corp.*

         4.1(a) Indenture between Ace Securities Corp. RV & Marine Trust 2001-RV1, as issuer, and The Chase Manhattan Bank, as indenture trustee, dated as of June 1, 2001.**

         4.2(a) Trust Agreement between Ace Securities Corp., as seller, and U.S. Bank Trust National Association, as owner trustee, dated as of June 1, 2001.**

         10.1 Sale and Servicing Agreement among Ace Securities Corp., as seller, Ace Securities Corp. RV & Marine Trust 2001-RV1, as issuer, Wells Fargo Bank, N.A., as servicer, Wells Fargo Bank Northwest, N.A., Wells Fargo Bank New Mexico, N.A. and The Chase Manhattan Bank, as indenture trustee, dated as of June 1, 2001.**

         10.2 Purchase Agreement between German American Capital Corporation, as transferor, and Ace Securities Corp., as purchaser, dated as of June 1, 2001.**

         10.3 Administration Agreement between Ace Securities Corp. RV & Marine Trust 2001-RV1 and Wells Fargo Bank Minnesota, as administrator, dated as of June 1, 2001.**

         99.1       Monthly Servicer's Reports

         99.2       Independent Accountant's Report***

         99.3       Management Representation Letter and Assertion***


         --------------
         * Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (No. 333-45458) of Ace Securities Corp.
         ** Incorporated herein by reference to the Current Report on Form 8-K of Ace Securities Corp. RV & Marine Trust 2001-RV1 filed July 18, 2001.
         *** Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the reporting person's receipt of such document.


(b)  None.

(c)  See paragraph (a)(3) above.

(d)  Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to noteholders.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ace Securities Corp.,
                                 Ace Securities Corp. RV & Marine Trust 2001-RV1

                                 By: Wells Fargo Bank, N.A.,
                                     as Servicer+



Date:  March 29, 2002            By: Paul Tsang
                                     -------------------------------------------
                                     Name:  Paul Tsang
                                     Title: Vice President



--------
+ This Report is being filed by the Servicer on behalf of the Trust. The Trust does not have any officers or directors.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DOCUMENT DESCRIPTION
-------                         --------------------

3.1        Restated Certificate of Incorporation of Ace Securities Corp.*

4.1(a) Indenture between Ace Securities Corp. RV & Marine Trust 2001-RV1, as issuer, and The Chase Manhattan Bank, as indenture trustee, dated as of June 1, 2001.**

4.2(a) Trust Agreement between Ace Securities Corp., as seller, and U.S. Bank Trust National Association, as owner trustee, dated as of June 1, 2001.**

10.1 Sale and Servicing Agreement among Ace Securities Corp., as seller, Ace Securities Corp. RV & Marine Trust 2001-RV1, as issuer, Wells Fargo Bank, N.A., as servicer, Wells Fargo Bank Northwest, N.A., Wells Fargo Bank New Mexico, N.A. and The Chase Manhattan Bank, as indenture trustee, dated as of June 1, 2001.**

10.2 Purchase Agreement between German American Capital Corporation, as transferor, and Ace Securities Corp., as purchaser, dated as of June 1, 2001.**

10.3 Administration Agreement between Ace Securities Corp. RV & Marine Trust 2001-RV1 and Wells Fargo Bank Minnesota, as administrator, dated as of June 1, 2001.**

99.1       Monthly Servicer's Reports

99.2       Independent Accountant's Report

99.3       Management Representation Letter and Assertion

--------------
* Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (No. 333-45458) of Ace Securities Corp.
** Incorporated herein by reference to the Current Report on Form 8-K of Ace Securities Corp. RV & Marine Trust 2001-RV1 filed July 18, 2001.